Form 10QSB
period 1998-08-31
HEARTLAND WISCONSIN CORP
filed 1998-10-15
CIK 1020234

   As filed with the Securities and Exchange Commission on October 15, 1998.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                           -------------------------

(Mark One):  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                           -------------------------

                           COMMISSION FILE NO. 0-24759

                            HEARTLAND WISCONSIN CORP.
        (Exact name of small business issuer as specified in its charter)

           WISCONSIN                                      39-1830531
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


    6635 SOUTH 13TH STREET
     MILWAUKEE, WISCONSIN                                   53221
(Address of principal executive offices)                  (Zip Code)

                                 (414) 764-9200
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes / / No /X/

As of September 30, 1998, 415,500 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.

================================================================================

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             HEARTLAND WISCONSIN CORP.
             Balance Sheets



                                                              August 31,  February 28,
                                                               1998          1998
                                                            (Unaudited)
                                                            -----------------------
Assets:
     Cash                                                   $   38,715   $   36,907
     Cash held in escrow                                          --         18,055
     Finance receivables                                     2,449,730    1,731,692
     Receivable from Giuffre Bros. Cranes, Inc.                 85,031       58,315
     Deferred finance costs- net                                57,616       50,303
                                                            -----------------------

            Total assets                                    $2,631,092   $1,895,272
                                                            =======================



Liabilities:
     Senior notes payable- bank                             $1,449,619   $  798,909
     Notes payable                                             757,452      767,452
     Accounts payable                                           79,907        3,600
     Accrued income taxes                                       44,000       18,000
     Accrued liabilities                                        10,292        9,121
     Deferred processing fees                                   18,383         --
                                                            -----------------------

            Total liabilities                                2,359,653    1,597,082
                                                            -----------------------



Shareholders' equity:
     Common stock, $ .0001 par value, 20,000,000 shares
        authorized, 400,000 shares issued and outstanding           40           40
     Paid-in-capital                                           200,728      271,960
     Retained earnings (deficit)                                70,671       26,190
                                                            -----------------------

            Total shareholders' equity                         271,439      298,190
                                                            -----------------------

            Total liabilities and shareholders' equity      $2,631,092   $1,895,272
                                                            =======================




                  The accompanying notes are an integral part
                          of the financial statements.

HEARTLAND WISCONSIN CORP.
Statements of Income and Retained Earnings (Deficit)



                                                           Six Months Ended            Years Ended
                                                      August 31,  August 31,     February 28, February 28,
                                                        1998        1997           1998        1997
                                                     (Unaudited) (Unaudited)
                                                     ----------------------------------------------------
Revenues:
     Interest income                                 $ 153,160   $  55,012      $ 168,164    $  17,048
     Commission income from third party financings      59,421        --           93,170         --
     Rental equipment sales                               --          --             --        506,203
     Rental income                                        --          --             --        213,803
     Processing fees                                     1,420       2,105         12,530         --
     Other income                                        6,153         131          5,187         --
                                                     -------------------------------------------------

          Total revenue                                220,154      57,248        279,051      737,054
                                                     -------------------------------------------------


Expenses:
     Cost of equipment sold                               --          --             --        407,553
     Interest expense                                   84,921      42,638        109,040       94,582
     Amortization of finance costs                      15,591      12,467         27,924       86,872
     Depreciation                                         --          --             --        139,922
     Commission expense                                 23,218       3,182         52,054         --
     Administrative expense reimbursement                6,000       6,000         12,000         --
     Legal and accounting                               15,423         221          6,721        4,025
     Escrow fees and bank charges                           30       1,500          3,028        1,650
     Other                                               4,489          20          1,706          231
                                                     -------------------------------------------------

          Total expenses                               149,673      66,028        212,473      734,835
                                                     -------------------------------------------------

Income (loss) before taxes                              70,481      (8,780)        66,578        2,219
Provision for income taxes                              26,000        --           18,000         --
                                                     -------------------------------------------------

Net income (loss)                                       44,481      (8,780)        48,578        2,219
Retained earnings (deficit), beginning of  period       26,190     (22,388)       (22,388)     (24,607)
                                                     -------------------------------------------------

Retained earnings (deficit), end of  period          $  70,671   $ (31,168)     $  26,190    $ (22,388)
                                                     =================================================

Basic earnings (loss) per common share               $    0.11   $   (0.02)     $    0.12    $    0.01
                                                     =================================================

Weighted average common shares outstanding             400,000     400,000        400,000      400,000
                                                     ===============================================




                  The accompanying notes are an integral part
                          of the financial statements.

HEARTLAND WISCONSIN CORP.
Statements of Cash Flows


                                                                    Six Months Ended                          Years Ended
                                                                        August 31       August 31     February 28,    February 28,
                                                                          1998            1997            1998            1997
                                                                       (Unaudited)     (Unaudited)
                                                                     ---------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                        $    44,481    $    (8,780)   $    48,578    $     2,218
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                                              --             --             --          139,922
        Amortization of loan fees                                               15,591         12,467         27,924         86,872
        Amortization of deferred processing fees                                (1,421)          --             --             --
        Gain on sale of equipment                                                 --             --             --          (98,650)
        (Increase) in accrued interest receivable                               (1,841)       (29,560)       (19,040)        (4,257)
        Increase in accounts payable                                            76,307           --             --             --
        Provision for income taxes                                              26,000           --           18,000           --
        Increase (decrease) in accrued liabilities                               1,172            (73)         9,839            960
                                                                           --------------------------------------------------------
             Net cash provided by operating activities                         160,289        (25,946)        85,301        127,065
                                                                           --------------------------------------------------------

  Cash flows from investing activities:
        Investments in notes and direct financing leases                    (1,202,689)      (820,948)    (1,541,861)      (491,115)
        Payments received on notes and leases                                  486,492         99,864        325,359         10,198
        Processing fees deferred                                                19,804           --             --             --
        Equipment purchased                                                       --             --             --         (675,586)
        Net proceeds from equipment sold                                          --          773,000        773,000        454,824
                                                                           --------------------------------------------------------
             Net cash used in investing activities                            (696,393)        51,916       (443,502)      (701,679)
                                                                           --------------------------------------------------------

  Cash flows from financing activities:
        Net bank borrowings- senior notes                                      954,094        410,524        867,280           --
        Net borrowings from investors                                             --          467,452        490,452        277,000
        Repayments of  senior notes                                           (303,384)       (20,701)       (68,370)          --
        Repayments of investor notes                                           (10,000)      (750,000)      (750,000)          --
        Finance costs deferred                                                 (22,905)       (49,170)       (46,990)       (36,162)
        (Increase) decrease  in proceeds held in escrow                         18,055          2,248        (14,307)        (3,748)
        (Increase) decrease in related party balances                          (26,716)       (79,530)      (102,622)        83,142
        Issuance costs                                                         (77,232)          --             --             --
        Proceeds from sale of common stock
             and contribution of additional paid-in-capital                      6,000          6,000         12,000        250,000
                                                                           --------------------------------------------------------
             Net cash provided from financing activities                       537,912        (13,177)       387,443        570,232
                                                                           --------------------------------------------------------
  Net increase (decrease) in cash                                                1,808         12,793         29,242         (4,383)
  Cash balances at the beginning of period                                      36,907          7,665          7,665         12,048
                                                                           --------------------------------------------------------
  Cash balances at the end of period                                       $    38,715    $    20,458    $    36,907    $     7,665
                                                                           =========================================================

  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                           $    66,225    $    39,754    $    88,373    $    93,693
                                                                           =========================================================
        Income taxes                                                       $      --      $      --      $      --      $      --
                                                                           =========================================================


    The accompanying notes are an integral part of the financial statements.

HEARTLAND WISCONSIN CORP.
Notes to Financial Statements



NOTE 1 - ORGANIZATION AND BUSINESS

Heartland Wisconsin Corp. was incorporated in the State of Wisconsin in August, 1995. The Company's shareholders are also shareholders of Giuffre Bros. Cranes Inc., which manages the operations of the Company under the terms of a Management Agreement. Giuffre Bros. Cranes, Inc. and an affiliate, Giuffre West, Inc. are crane distributors, who sell, service and rent truck mounted crane units nationally.

Heartland Wisconsin Corp. provides financing primarily to customers of Giuffre Bros. Cranes, Inc. Financing is provided primarily through direct finance or sales type leases. During 1998, the Company began receiving commissions from other finance companies for arranging financing on cranes sold by Giuffre Bros. Cranes Inc. During 1997, the Company rented, leased, serviced and sold truck mounted crane units through services provided by Giuffre Bros. Cranes Inc. and Giuffre West, Inc. These activities were discontinued at the end of 1997 and the Company intends to focus primarily on financing activities in the future.

NOTE 2  -  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1998, statement of income and retained earnings for the six months ended August 31, 1998 and 1997 and cash flows for the six months ended August 31, 1998 and 1997.

The results of operations for the six months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 - STOCK SPLIT

On June 22, 1998 the Company declared a 400 for 1 stock split. In this connection, the par value of the Company's common stock was changed from $0.01 to $0.0001 and the Company's authorized shares were increased to 20,000,000 shares. Paid in capital and basic earnings per share in the accompanying financial statements have been restated giving retroactive effect to the split.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was incorporated in August 1995, primarily to provide financing for crane sales of Giuffre Bros. Cranes, Inc. (Giuffre Bros.). Giuffre Bros. and Giuffre West, Inc., an affiliate, are sister corporations of the Company and are national distributors of Simon truck mounted cranes. Accordingly, Giuffre Bros. and Giuffre West, Inc. rent, lease, service, and sell truck mounted crane units. During 1998, the Company also began arranging financing for Giuffre Bros. customers with third party finance companies and received commission income for these services.

The Company has only been in business for approximately three years. Since its inception, the Company's primary objectives have been to establish credit and sources of financing.

The Company's initial note offering ($750,000 of 10.25% secured notes) was completed at the end of its 1996 fiscal year. The proceeds from the notes were used to purchase 17 crane units from Giuffre Bros. during its 1997 and 1996 fiscal years. These notes were secured by a first security interest in crane units purchased and were nonrecourse as to other assets of the Company. The notes were due June 30, 1997 and were repaid early on March 20, 1997.

During its 1997 fiscal year, the Company initiated two note offerings. In its second round financing which was closed in August, 1996, the Company sold $177,000 of 10.25% asset backed notes. These notes were secured by equipment or the proceeds from the sale of such equipment. The notes permitted the Company to subordinate the note holders security interest to senior debt. In August 1996, the Company undertook its third offering. The Company sold approximately $590,000 of 10.25% Capital Notes. These notes are unsecured and are general obligations of the Company. The Capital Notes are also subordinated to the Company's senior bank debt.

In order to accommodate its lenders, the Company initially purchased cranes from Giuffre Bros. and held them in inventory. Accordingly, during its 1996 and 1997 fiscal years, the Company rented, leased, serviced and sold cranes. These functions were actually carried out by Giuffre Bros. under a Management Agreement with the Company. Giuffre Bros. did not assess or receive any compensation from Heartland for its services under this Agreement in 1996 or 1997.

As of February 28, 1997, the Company had purchased 17 crane units and sold 8 units which were financed by the Company and held 9 units in inventory. At that point, the Company discontinued the rental and service of cranes since it was no longer required to provide a first security interest in the cranes to obtain financing. Accordingly, in March 1997, the remaining cranes in inventory were sold back to Giuffre Bros. at net book value.

During its 1998 fiscal year, the Company focused on providing direct lease financing for cranes sold by Giuffre Bros. In addition, the Company was able to secure bank financing (the Senior Debt) for up to 60% of its lease contracts at interest rates ranging from 8.9% to 9.25% lowering its effective cost of funds. In February 1998, the Company successfully negotiated a new Line of Credit Agreement with another bank to finance up to 60% of the value of its newly leased equipment at a fixed rate of 2.75% over the average rate of U. S. Treasury obligations of similar maturity. Accordingly, during the first quarter of fiscal 1999, the Company obtained senior debt at rates from 8.24% to 8.59%.

Because of the Company's limited history, and the changes in the manner the Company has conducted its operations in order to establish satisfactory credit, the benefit of analysis of prior operations is limited. Moreover, the Company's results of operations have not established any consistent performance trends. Because the Company has met its objectives of establishing credit and lowering its cost of funds, the Company believes that its operations will be more profitable in the future, however, no assurance can be given that such improvement will continue to be achieved.


RESULTS OF OPERATIONS

   NET REVENUES

Revenue declined from $737,054 in 1997 to $279,051 for the year ended February 28, 1998. The decline in revenues resulted from the change in method of conducting the Company's operations from maintaining its own inventory of cranes for sale to primarily providing financing for cranes sold by Giuffre Bros. Interest income primarily from direct financing and sales - type lease contracts increased from $17,048 for 1997 to $168,164 for the same period in 1998. During 1998, the Company also began arranging financing for customers of Giuffre Bros. with third party finance companies. In 1998, the Company received $93,170 in such commission income as compared to none in 1997.

For the six months ended, August 31, 1998, the Company's revenue increased to $220,154 as compared to $57,248 in fiscal 1998, reflecting increases in interest income and third party commissions.

   EXPENSES

The Company's expenses decreased from $734,835 in 1997 to $212,473 for 1998. In 1998, the Company discontinued the sale of cranes for its own account and, therefore, the Company had no cost of equipment sales or depreciation. For 1997, these costs were $407,553 and $139,922, respectively. Interest expense increased approximately 15 % for 1998, reflecting a 52 % increase in outstanding borrowings offset by a lower cost of funds on $799,000 of senior debt borrowings which replaced a portion of the 10.25% notes outstanding at the end of the prior year.

Amortization of finance costs decreased from $86,872 in 1997 to $27,924 for 1998 due to lower costs incurred to sell the notes sold in the second and third round financings and the longer maturity period of the notes. In addition, the initial round secured notes were repaid prior to maturity and, accordingly, the unamortized balance of the offering costs related to these notes was charged to 1997 operations.

In 1998, the Company incurred commission costs of $52,054 (none in 1997) related to arranging financing both on internally financed and third party contracts. Of these expenses, $37,369 related to commission expense on third party contracts and $14,685 related to internally financed contracts. Expenses for 1998 also include a charge of $12,000 which Giuffre Bros. would have been entitled to receive for reimbursement of administrative expenses it incurred on behalf of Heartland under the Management Agreement. However, since Giuffre Bros. waived its right to be reimbursed for these expenses, the Company credited this amount to contributed capital. No charges for administrative expenses were made to Heartland in 1997.

For the six months ended, August 31, 1998, expenses increased to $149,673 as compared to $66,028 for the six months ended August 31, 1997. Interest expense increased approximately fifty percent reflecting increased debt obligations to finance lease investments. Commission expense was $23,218 in the six months ended, August 31, 1998 as compared to $3,182 in the six months ended, August 31, 1997 reflecting the initiation of this activity in the second half of fiscal 1998.

  PROFITABILITY

During 1997, the Company was able to achieve essentially break-even operations with nominal net income $2,219 ($0.01 per share). For 1998, the Company's income before taxes was $66,578 versus nominal pretax income of $2,219 for the same period in 1997.

It should be noted that 1997 operations included the benefit of sales and rentals of equipment which functions were discontinued in 1998. During 1997, these discontinued functions contributed profits of $172,461 before considering interest and loan fee amortization costs of $181,454 which essentially incurred to carry crane inventories. Accordingly, 1998 and 1997 operations are not comparable.

The improvement in 1998 operations primarily reflects the Company's success in lowering its cost of capital, the growth in its financing portfolio and its ability to initiate financing arrangements with third party financing sources.

The average interest rate on borrowings was 10.25% in 1997, not including amortized finance costs. During 1998, the Company obtained financing from a bank at rates from 8.9% to 9.25%, resulting in a blended cost of funds of 10.03% for the year. The Company's finance contracts are at rates from 11.5% to 16.66%.

The Company had no provision for income taxes in 1997 and had loss carryforwards of approximately $147,000 available at February 28, 1997 to offset federal taxable income in future years. In 1998, the Company provided $18,000 for federal and state income tax expense which includes the benefit of the tax basis net operating loss carryforward .

For the six months ended, August 31, 1997, the Company realized a loss of $8,780 and realized income before taxes of $70,481 for the six months ended, August 31, 1998. The improvement reflects growth in the Company's lease portfolio, lower cost of funds due to an increase in Senior Debt, lower amortization of finance fees and a spread of $36,203 between the Company's commission income as compared to its commission expenses incurred.

Net income for the for the six months ended, August 31, 1997 increased from a loss of $8,780 or $0.02 per share, to net income of $44,481 or $0.11 per share for the six months ended, August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the Company sold $177,000 of notes in its second offering and $100,000 of capital notes in its third offering. During 1998, the company sold $590,452 of additional capital notes. In addition, during 1998, the Company secured senior bank financing of $798,909.

The Company's investor notes mature in 1999 whereas its bank debt is amortizing over four to five years. The Company had investments in finance and sales type lease contracts of $496,150 at February 28, 1997 and $1,731,692 at February 28, 1998. In 1998, the Company closed $1,541,861 in new finance contracts as compared to $491,115 in 1997.

The Company's finance contracts generally range from 36 to 60 months. In order to maintain its investment in its lease contracts and make new investments in additional lease contracts, the Company will need to obtain additional financing. Accordingly, the Company has undertaken to sell common stock offered hereby.

At February 28, 1998 and at August 31, 1998, none of the Company's investments in finance and lease contracts had outstanding payments due that were more than 120 days past due. The Company has never incurred a loss or write-off with respect to its contracts and no reserve for potential uncollectable amounts has been deemed necessary by management. The Company's finance contracts have been outstanding a relatively short period and there can be no assurance that the Company will be able to maintain its excellent collection results in the future. In May 1998 and in June 1998, the Company repossessed two units respectively, and sold the units. Proceeds from these sales covered the Company's net investment in the lease in full including all accrued interest owed and its costs to sell the units.

For fiscal 1998, cash provided from operations declined to $85,301 as compared to $127,065 in fiscal 1997, primarily due to lower non-cash expenses in 1998, due to the elimination of depreciation on crane inventories and lower amortization of loan fees (as described above).

For the six months ended, August 31, 1998, cash provided from operations increased to $160,289 of positive cash flow, following a deficit of $25,946 for the same period of fiscal 1998, due to the increase in the Company's net income, increase in accounts payable of $76,307 and noncash provision for the income tax liability of $26,000 and amortization of loan fees of $15,591.

The Company's investments in leases increased from $1,202,689 in the second quarter of fiscal 1999 as compared to $820,948 for the prior quarter. These investments were financed through an increase in lease repayments of $486,492 and a net increase of $650,710 in Senior Debt obligations.

YEAR 2000

The Company has made an initial evaluation and does not believe it will be significantly impacted by year 2000 compliance problems. The Company uses software packages recently acquired that are year 2000 compliant. The majority of the Company's lessees are small companies which do not have a significant reliance on computer software in the conduct of their businesses.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-k

         No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEARTLAND WISCONSIN CORP.





     Dated:  October 14, 1998          By:       /s/ SCOTT A. BLAIR
                                          -------------------------------------
                                                 Scott A. Blair, President
                                                 (Principal Executive Officer)





     Dated:  October 14, 1998          By:       /s/ FRANK P. GIUFFRE
                                          -------------------------------------
                                                 Frank P. Giuffre, Treasurer
                                                 (Principal Financial Officer)