Form 10QSB
period 1998-11-30
HEARTLAND WISCONSIN CORP
filed 1999-01-13
CIK 1020234

   As filed with the Securities and Exchange Commission on January 13, 1999.
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                              -------------------

(Mark One)[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              --------   ----------

                              -------------------

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No
                                       ---     ---

     As of December 31, 1998, 431,986 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.

===============================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HEARTLAND WISCONSIN CORP.
            BALANCE SHEETS

                                                                   NOVEMBER 30,   FEBRUARY 28,
                                                                      1998            1998
                                                                   (UNAUDITED)
                                                                    -----------------------
ASSETS:
    Cash                                                            $   87,128   $   36,907
    Cash held in escrow                                                      -       18,055
    Finance receivables                                              3,063,141    1,731,692
    Receivable from Giuffre Bros. Cranes, Inc.                          89,301       58,315
    Deferred finance costs- net                                         24,502       50,303
                                                                    -----------------------

           TOTAL ASSETS                                             $3,264,072   $1,895,272
                                                                    =======================



LIABILITIES:
    Senior notes payable- bank                                      $1,978,530   $  798,909
    Notes payable                                                      757,452      767,452
    Accounts payable                                                    38,707        3,600
    Accrued liabilities                                                 13,894        9,121
    Accrued Officer Compensation                                        27,843            -
    Accrued income taxes                                                26,400       18,000
    Deferred processing fees                                            24,659            -
                                                                    -----------------------

           TOTAL LIABILITIES                                         2,867,485    1,597,082
                                                                    -----------------------

SHAREHOLDERS' EQUITY:
    Common stock, $ .0001 par value, 20,000,000 shares
       authorized 432,186 and
       400,000 shares issued and outstanding
       as of November 30, and February 28, 1998 respectively                43           40
    Paid-in-capital                                                    309,019      271,960
    Retained earnings (deficit)                                         87,525       26,190
                                                                    -----------------------

           TOTAL SHAREHOLDERS' EQUITY                                  396,587      298,190
                                                                    -----------------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $3,264,072   $1,895,272
                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

HEARTLAND WISCONSIN CORP.
STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)


                                                                        NINE MONTHS ENDED            YEARS ENDED
                                                            NOVEMBER 30,    NOVEMBER 30,    FEBRUARY 28,    FEBRUARY 28,
                                                                1998            1997            1998            1997
                                                           ----------------------------------------------------------------
REVENUES:                                                    (Unaudited)     (Unaudited)
          Interest income                                        $ 259,627       $ 108,433       $ 168,164        $ 17,048
          Commission income from third party financings             96,435          27,794          93,170               -
          Rental equipment sales                                         -               -               -         506,203
          Rental income                                                  -               -               -         213,803
          Processing fees                                           10,175           5,590          12,530               -
          Other income                                               6,652           2,145           5,187               -
                                                           ----------------------------------------------------------------

               TOTAL REVENUE                                       372,889         143,962         279,051         737,054
                                                           ----------------------------------------------------------------

EXPENSES:
          Cost of equipment sold                                         -               -               -         407,553
          Interest expense                                         145,855          75,677         109,040          94,582
          Amortization of finance costs                             25,801          22,543          27,924          86,872
          Depreciation                                                   -               -               -         139,922
          Commission expense                                        32,192           8,814          52,054               -
          Administrative expense reimbursement                       9,000           9,000          12,000               -
          Officer Compensation                                      27,843               -               -               -
          Legal and accounting                                      22,273           3,121           6,721           4,025
          Escrow fees and bank charges                                  30           2,222           3,028           1,650
          Other                                                      8,229           1,020           1,706             231
                                                           ----------------------------------------------------------------

               TOTAL EXPENSES                                      271,223         122,397         212,473         734,835
                                                           ----------------------------------------------------------------

Income (loss) before taxes                                         101,666          21,565          66,578           2,219
Provision for income taxes                                          40,331           5,800          18,000               -
                                                           ----------------------------------------------------------------

NET INCOME (LOSS)                                                   61,335          15,765          48,578           2,219

Retained earnings (deficit), beginning of period                    26,190         (22,388)        (22,388)        (24,607)
                                                           ----------------------------------------------------------------
Retained earnings (deficit), end of period                        $ 87,525        $ (6,623)       $ 26,190       $ (22,388)
                                                           ================================================================

Basic earnings (loss) per common share                              $ 0.15          $ 0.04          $ 0.12          $ 0.01
                                                           ================================================================

Weighted average common shares outstanding                         406,614         400,000         400,000         400,000
                                                           ================================================================

    The accompanying notes are an integral part of the financial statements.

HEARTLAND WISCONSIN CORP.
STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED                YEARS ENDED
                                                            NOVEMBER 30,    NOVEMBER 30,   FEBRUARY 28,   FEBRUARY 28,
                                                                1998            1997           1998           1997
                                                           -------------------------------------------------------------
                                                             (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 61,335       $ 15,765       $ 48,578       $  2,218
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                       -              -              -        139,922
      Amortization of finance costs                                 25,800         27,027         27,924         86,872
      Amortization of deferred processing fees                     (10,175)             -              -              -
      Gain on sale of equipment                                          -              -              -        (98,650)
      (Increase) in accrued interest receivable                     (3,210)        (6,002)       (19,040)        (4,257)
      (Increase) in Advances                                        (9,704)             -              -              -
      Increase in accounts payable                                  35,107              -              -              -
      Provision for income taxes                                     8,400          5,800         18,000              -
      Increase (decrease) in Officer compensation                   27,843              -              -              -
      Increase (decrease) in accrued liabilities                     4,774          4,913          9,839            960
                                                           -------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES               140,170         47,503         85,301        127,065
                                                           -------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in notes and direct financing leases          (2,075,640)      (985,269)    (1,541,861)      (491,115)
      Payments received on notes and leases                        757,105        170,152        325,359         10,198
      Equipment purchased                                                -              -              -       (675,586)
      Net proceeds from equipment sold                                   -        773,000        773,000        454,824
                                                           -------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                (1,318,535)       (42,117)      (443,502)      (701,679)
                                                           -------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings- senior notes                1,610,830        512,463        867,280              -
      Net borrowings from investors                                      -        475,452        490,452        277,000
      Repayments of  senior notes                                 (431,206)       (39,125)       (68,370)             -
      Repayments of investor notes                                 (10,000)      (750,000)      (750,000)             -
      Finance costs deferred                                        34,834        (51,474)       (46,990)       (36,162)
      (Increase) decrease  in proceeds held in escrow               18,055            717        (14,307)        (3,748)
      (Increase) decrease in related party balances                (30,986)       (74,613)      (102,622)        83,142
      Issuance costs                                              (117,937)             -              -              -
      Proceeds from sale of common stock
           and contribution of additional paid-in-capital          154,996          9,000         12,000        250,000
                                                           -------------------------------------------------------------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES           1,228,586         82,420        387,443        570,232
                                                           -------------------------------------------------------------

Net increase (decrease) in cash                                     50,221         87,806         29,242         (4,383)
Cash balances at the beginning of period                            36,907          7,665          7,665         12,048
                                                           -------------------------------------------------------------
Cash balances at the end of period                                $ 87,128       $ 95,471       $ 36,907       $  7,665
                                                           =============================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                   $ 141,368       $ 70,690       $ 88,373       $ 93,693
                                                           =============================================================
      Income taxes                                               $ 13,700        $   -          $   -          $   -
                                                           =============================================================


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

The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1998, statement of income and retained earnings for the nine months ended November 30, 1998 and 1997 and cash flows for the nine months ended November 30, 1998 and 1997.

The results of operations for the nine months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

During its 1998 fiscal year, the Company focused on providing direct lease financing for cranes sold by Giuffre Bros. In addition, the Company was able to secure bank financing (the Senior Debt) for up to 60% of its lease contracts at interest rates ranging from 8.9% to 9.25% lowering its effective cost of funds. In February 1998, the Company successfully negotiated a new Line of Credit Agreement with another bank to finance up to 60% of the value of its newly leased equipment at a fixed rate of 2.75% over the average rate of U. S. Treasury obligations of similar maturity. Accordingly, during the third quarter of fiscal 1999, the Company obtained senior debt at rates from 7.50% to 8.59%.

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

For the nine months ended, November 30, 1998, the Company's revenue increased to $372,889 as compared to $143,962 in fiscal 1997, reflecting increases in interest income and third party commissions.

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

For the nine months ended, November 30, 1998, expenses increased to $271,223 as compared to $122,397 for the nine months ended November 30, 1997. Interest expense increased approximately fifty percent reflecting increased debt obligations to finance lease investments. Commission expense was $32,192 in the nine months ended, November 30, 1998 as compared to $8,814 in the nine months ended, November 30, 1997 reflecting the initiation of this activity in the second half of fiscal 1998.

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

For the nine months ended, November 30, 1997, the Company realized income before taxes of $21,565 and realized income before taxes of $101,666 for the nine months ended, November 30, 1998. The improvement reflects growth in the Company's lease portfolio, lower cost of funds due to an increase in Senior Debt, lower amortization of finance fees and a spread of $64,243 between the Company's commission income as compared to its commission expenses incurred.

Net income for the for the nine months ended, November 30, 1997 increased from net income of $15,765 or $0.04 per share, to net income of $61,335 or $0.15 per share for the nine months ended, November 30, 1998.

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

At February 28, 1998 and at November 30, 1998, none of the Company's investments in finance and lease contracts had outstanding payments due that were more than 120 days past due. The Company has never incurred a loss or write-off with respect to its contracts and no reserve for potential uncollectable amounts has been deemed necessary by management. The Company's finance contracts have been outstanding a relatively short period and there can be no assurance that the Company will be able to maintain its excellent collection results in the future. In May 1998 and in June 1998, the Company repossessed two units respectively, and sold the units. Proceeds from these sales covered the Company's net investment in the lease in full including all accrued interest owed and its costs to sell the units.


For fiscal 1998, cash provided from operations declined to $85,301 as compared to $127,065 in fiscal 1997, primarily due to lower non-cash expenses in 1998, due to the elimination of depreciation on crane inventories and lower amortization of loan fees (as described above).

For the nine months ended, November 30, 1998, cash provided from operations increased to $140,170 of positive cash flow, compared to $47,503 for the same period of fiscal 1998, due to the increase in the Company's net income, increase in accounts payable of $35,107 and noncash provision for the income tax liability of $8,400 and amortization of loan fees of $25,800.

The Company's investments in leases increased to $2,075,640 in the third quarter of fiscal 1999 as compared to $985,269 for the prior quarter. These investments were financed through an increase in lease repayments of $757,105 and a net increase of $1,179,621 in Senior Debt obligations.

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


                                                    HEARTLAND WISCONSIN CORP.





     Dated:  January 13, 1999                  By: /S/ SCOTT A. BLAIR
                                                   ----------------------------
                                                   Scott A. Blair, President
                                                   (Principal Executive Officer)





     Dated:  January 13, 1999                  By: /S/ FRANK P. GIUFFRE
                                                   ----------------------------
                                                   Frank P. Giuffre, Treasurer
                                                   (Principal Financial Officer)